Form 10-K
period 2000-12-31
GOVERNMENT SECURITIES TRUST J 1
filed 2001-03-29
CIK 842814

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

GOVERNMENT SECURITIES TRUST J-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-17365
IRS Employer Identification No.:
           13-6947810

c/o J.P. Morgan Chase
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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 2000	Exhibit  B

Semiannual Report as of November 15, 2000         Exhibit  C

Annual Report as of December 29, 2000        Exhibit D

Part  I

Item  1.          Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class J-1 on December 31, 2000 was 41.

                  (c) Dividends .

                  $15,869,000.00 distributed to holders for Zero Coupon Certificates, Class J-1 on May 15, 2000.

                  $15,788,000.00 distributed to holders for Zero Coupon Certificates, Class J-1 on November 15, 2000.

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

                   Not  Applicable.

Item  11.          Executive  Compensation .

                   Not  Applicable.

Item  12 .         Security  Ownership of Certain Beneficial Owners and
                   Management

                   (a) Security ownership of certain beneficial owners.
____________________________________________________________________________

(1) Title  of      (2)  Name and        (3) Amount and     (4) Percent
    Class               address             nature  of         of class
                        of  benefi-         Beneficial
                        cial  owner         ownership
____________________________________________________________________________

Current  Coupon         Cede & Co.          $77,565,000         90.20%
Certificates,           P.O. Box 20
Class  J-1 	        Bowling  Green  Station
                        New  York, NY   10004

			Safe & Co.	    $  8,241,000	  9.58%
                        P.O. Box 1101
                        Baltimore, MD  21203

____________________________________________________________________________

                     (b) Security  ownership of  management

                     Not  Applicable.

                     (c) Changes  in  control.

                     Not  Applicable.






Item  13.        Certain  Relationships  and  Related  Transactions.

                 (a) Transactions  with  management  and  others.

                 Not  Applicable.

                 (b) Certain business relationships.

                 Not  Applicable .

                 (c) Indebtedness of management .

                 Not  Applicable .

                 (d) Transactions  with  promoters.

                 Not  Applicable .

PART  IV

Item  14.        Exhibits, Financial Schedules, Reports on Form 8-K.

                 (a) The following is a list of documents filed as part of this report :

                 Exhibit                        Document
                     A	                        List  of  Assets  held
                                                by  Trust  on
                                                December 31, 2000

                     B                          Semiannual Report
                                                as of May 15, 2000

                     C                          Semiannual Report as
                                                of November 15, 2000

                     D                          Annual Report as of
                                                December 29, 2000

                  (b) Not  applicable

                  (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Securities Trust J-1
(Registrant)

By : ______Dennis Kildea____________________
            Assistant Vice President

Date :          March 29,  2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______ Andrew Taylor_______________
           Vice President


Date :     March 29, 2001


By : ______Dennis Kildea____________
           Assistant Vice President


Date :     March 29, 2001

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
Attention of the Comptroller,  DSAA


i. On May 15, 2000, the Certificate Payment Date, the aggregate amount distributed to the Holders was $15,869,000.00. The portion thereof allocable to payments on the Guarantee was $14,282,000.00 and to payments from the Securities Trust was $1,587,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $101,785,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $ 100,012,710.90.

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

Payment Default had occurred as to the Hashemite Kingdom of Jordan Note, but said Payment Default has, as to Holders, been cured after payment by the Defense Security Assistance Agency of a demand under the Guarantees in the amount of $14,287,275.00 in respect of the Note Payment Date next preceding the Certificate Payment Date.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.

By:	__________________
           Dennis Kildea
      Assistant Vice President

Report dated as of May 15, 2000
(Tax ID No. 13-6947810)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Securities Trust J-1 Zero Coupon Certificates
( Jordanian FMS Refinancing )
                   and
Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 15, 2000, the Certificate Payment Date, the aggregate amount distributed to the Holders was $15,788,000.00. The portions thereof allocable to payments on the Guarantee was $14,208,000.00 and to payments from the Securities Trust was $1,580,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $ 85,997,000.00.

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

Payment Default had occurred as to the Hashemite Kingdom of Jordan Note, but said Payment Default has, as to Holders, been cured after payment by the Defense Security Assistance Agency of a demand under the Guarantee in the amount of $14,217,097.50 in respect of the Note Payment Date next preceding the Certificate Payment Date.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.
All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of December 15, 1988.

By:	__________________
           Dennis Kildea
	Assistant Vice President

Report dated as of November 15, 2000
(Tax ID No. 13-6947810)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
- Government Securities Trust J-1 Zero Coupon Certificates, Class J-1 (The Hashemite Kingdom of Jordan FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2000, $31,657,000.00 aggregate amount was distributed to the holders of the Zero Coupon Certificates and this amount is allocable as follows:
   a. 90% from the proceeds of demands made on the guarantees;
   b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2000 and November 15, 2000.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $ 85,997,000.00.

iii. The unpaid principal amount of the Hashemite Kingdom of Jordan Promissory Note following the May 15, 2000 and November 15, 2000 distributions is $100,012,710.90.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2000 and November 15, 2000 Certificate Payment Dates.

There was a payment under the Guarantees in the amount of $14,287,275.00 with respect to the May 1, 2000 Note Payment Date next preceding the May 15, 2000 Certificate Payment Date and $14,217,097.50 with respect to the November 1, 2000 Note Payment Date next preceding the November 15, 2000 Certificate Payment Date.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of December 15, 1988.

By ___________________________
         Dennis Kildea
         Assistant Vice President
Report dated as of  December 29, 2000
Tax I.D. No. 13-6947810

                  REPORT OF INDEPENDENT AUDITORS

The Chase Manhattan Bank, Trustee
Government Securities Trust J-1


We have audited the accompanying Distribution Report of Government Securities Trust J-1 as of December 31, 2000 and for the year then ended. This schedule is the responsibility of the Trustee. Our responsibility is to express an opinion on this schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Distribution Report is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Distribution Report. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders and the aggregate amount of all future principal payments on the promissory notes of Government Securities Trust J-1 at December 31, 2000, and for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                /s/ Ernst & Young LLP

March 7, 2001

DISTRIBUTION REPORT

GOVERNMENT SECURITIES TRUST J-1

As of and for the Year Ended December 31, 2000

     I. During the year ended December 31, 2000, $31,657,000.00 was distributed to the Holders of the Zero Coupon Certificates:

        $15,869,000.00 of such amount was paid on May 15, 2000 and is allocable as follows:

            1. 90% from the proceeds of a demand made on the Guaranty,

            2. 10% from the proceeds of a maturitity of United States Treasury
               Strip due May 15, 2000.

        $15,788,000.00 of such amount was paid on November 15, 2000 and is allocable as follows:

            1. 90% from the proceeds of a demand made on the Guaranty,

            2. 10% from the proceeds of a maturity of United States Treasury
               Strip due November 15, 2000.

    II. The aggregate amount of all future principal payments on the Notes subsequent to December 31, 2000 is $100,012,710.90.


See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT SECURITIES TRUST J-1

December 31, 2000

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

NOTE B--ZERO COUPON CERTIFICATES
The Trust issued Zero Coupon Certificates (the Certificates) with an aggregate maturity amount of $423,054,000. Each Certificate represents an interest in specific payments of principal and/or interest on the assets of the Trust. The Holder of each of the Certificates is entitled to receive a single payment on the date indicated in such Certificate. The Trust is required to distribute to the Certificate holders all funds held by the Trust, which would consist of an amount equal to 90% of the principal and interest required to be paid by the Borrower on the Related Notes (see Note C), any payments received with respect to the Guaranty (see Note C), and payments from the related Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities held for the benefit of the Trust consist of U.S. Treasury Strips and are calculated to provide the Trust on or before each Certificate Payment Date with funds equal to at least 10% of the principal and/or interest payment due on the related Notes on the next preceding Note Payment Date. The payments to the Holders of the Certificates are as follows:

     Maturity Date                              Aggregate Maturity
       of Series                                Amount of Series

     May 15, 2001                               11,081,000
     November 15, 2001                          10,691,000
     May 15, 2002                               10,300,000
     November 15, 2002                           9,910,000
     May 15, 2003                                9,519,000
     November 15, 2003                          34,496,000
                                                __________
                     Total                   $  85,997,000

GOVERNMENT SECURITIES TRUST J-1

NOTE C--PROMISSORY NOTES

The first note, in the original principal amount of $122,463,507, with an interest rate of 9.22325%, has been paid down completely from proceeds of a demand made on the Guaranty.

On the second note, in the amount of $100,012,711 at a stated interest rate of 9.475%, payments of interest are made in installments for each of the next three years as follows:

      Payment Date                               Amount

      May 2001                                   11,086,750
      November 2001                              10,699,775
      May 2002                                   10,305,750
      November 2002                               9,918,775
      May 2003                                    9,524,750
      November 2003                              34,504,775
                                                 _________
                 Total                       $   86,040,575



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

The United States of America, acting through the Defense Security Assistance Agency of the Department of Defense, has guaranteed the punctual payment of 90% of all principal and interest due on the Notes. During the year ended December 31, 2000, payments totaling $28,504,373 were made by the Defense Security Assistance Agency under the Guaranty.